Form 10-K
period 2015-12-31
COMM 2014-CCRE17 Mortgage Trust
filed 2016-03-22
CIK 1603669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2015

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

                                               46-5624264
New York                                       46-5637581
(State or other jurisdiction of                46-7508878
incorporation or organization of            (I.R.S. Employer
the issuing entity)                      Identification Numbers)


c/o Deutsche Bank Trust Company Americas as Certificate Administrator
1761 East St. Andrew Place
Santa Ana, CA
(Address of principal executive offices of the issuing entity)

92705
(Zip Code)

Registrant's telephone number, including area code:
(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ ]          Accelerated filer         [ ]
Non-accelerated filer     [X] (Do not check if a smaller reporting company)
Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Not applicable.


DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Bronx Terminal Market Mortgage Loan and the 25 Broadway Mortgage Loan, which constituted approximately 11.7% and 10.9%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Bronx Terminal Market Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity and (b) with respect to the 25 Broadway Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Bronx Terminal Market Mortgage Loan and the 25 Broadway Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K. Midland Loan Services, a Division of PNC Bank, National Association, as the master servicer under the Pooling and Servicing Agreement, is also the primary servicer of the Bronx Terminal Market Loan Combination. The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of each of this loan combination, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Berkeley Point Capital LLC is an affiliate of Cantor Commercial Real Estate Lending, L.P., one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Berkeley Point Capital LLC pursuant to Item 1123. Because Berkeley Point Capital LLC is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants' attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB.
As the attestation made in the servicer compliance statement required by
Item 1123 relates to a review of the servicing activities of Berkeley Point Capital LLC under the applicable servicing agreement, and that review was conducted in conjunction with the servicer's preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants' attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

U.S. Bank National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement. Pursuant to the Pooling and Servicing Agreement, the Trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, the Trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which there were no servicing criteria applicable to the Trustee, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the Trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.


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


Item 14.  Principal Accounting Fees and Services.

Omitted.


ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Bronx Terminal Market Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on May 13, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $30,307,556.00 for the twelve- month period ended December 31, 2015.

The 25 Broadway Mortgage Loan (Loan Number 2 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on May 13, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $20,504,887.00 for the twelve- month period ended
December 31, 2015.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.


Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.


Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as certificate administrator and custodian, KeyBank National Association, as primary servicer, and U.S. Bank National Association, as trustee:

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against Deutsche Bank Trust Company Americas ("DBTCA") and Deutsche Bank National Trust Company ("DBNTC") in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA's alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction. Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint. It is anticipated that plaintiffs will, in the near future, file a new state court complaint as to some or all of the 500 trusts governed by Pooling and Servicing Agreements which were dismissed from the U.S. District Court action.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the "IKB Action"). The claims in the IKB Action appear to be substantively similar to the SDNY Action. The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts. DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Certificate Administrator and Custodian under the Pooling and Servicing Agreement for this transaction.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the "Trust"), filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the "Servicers"). The suit was filed derivatively on behalf of the Trust. The action was brought in connection with the Servicers' determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust's directing certificateholder, pursuant to an exercise of the fair value option. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers. Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement applicable to the Trust, and intend to contest the claims asserted against them.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association ("U.S. Bank"), in its capacity as trustee or successor trustee (as the case may
be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association,
No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

There can be no assurance as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs' claims vigorously.


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


PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1) Not applicable
(2) Not applicable
(3) See below

4	Pooling and Servicing Agreement, dated as of May 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit
        4 to the registrant's Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein).


31      Rule 13a-14(d)/15d-14(d) Certifications.


33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Midland Loan Services, a Division of PNC Bank, National Association,
        as Master Servicer

33.2	Midland Loan Services, a Division of PNC Bank, National Association,
        as Special Servicer (see Exhibit 33.1)

33.3	Deutsche Bank Trust Company Americas, as Certificate Administrator and
        Custodian

33.4	Park Bridge Lender Services LLC, as Operating Advisor

33.5	Berkeley Point Capital LLC, as Primary Servicer

33.6	Midland Loan Services, a Division of PNC Bank, National Association,
        as Primary Servicer of the Bronx Terminal Market Mortgage Loan
        (see Exhibit 33.1)

33.7	Midland Loan Services, a Division of PNC Bank, National Association,
        as Special Servicer of the Bronx Terminal Market Mortgage Loan
        (see Exhibit 33.1)

33.8	Deutsche Bank Trust Company Americas, as Certificate Administrator and
        Custodian of the Bronx Terminal Market Mortgage Loan
        (see Exhibit 33.3)

33.9	Park Bridge Lender Services LLC, as Operating Advisor of the Bronx
        Terminal Market Mortgage Loan (see Exhibit 33.4)

33.10	Midland Loan Services, a Division of PNC Bank, National Association,
        as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (see Exhibit 33.1)

33.11	KeyBank National Association, as Primary Servicer (other than with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan

33.12	Midland Loan Services, a Division of PNC Bank, National Association,
        as Special Servicer of the 25 Broadway Mortgage Loan
        (see Exhibit 33.1)

33.13	Deutsche Bank Trust Company Americas, as Certificate Administrator and
        Custodian of the 25 Broadway Mortgage Loan (see Exhibit 33.3)

33.14	Park Bridge Lender Services LLC, as Operating Advisor of the 25
        Broadway Mortgage Loan (see Exhibit 33.4)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Midland Loan Services, a Division of PNC Bank, National Association,
        as Master Servicer

34.2	Midland Loan Services, a Division of PNC Bank, National Association,
        as Special Servicer (see Exhibit 34.1)

34.3	Deutsche Bank Trust Company Americas, as Certificate Administrator and
        Custodian

34.4	Park Bridge Lender Services LLC, as Operating Advisor

34.5	Berkeley Point Capital LLC, as Primary Servicer

34.6	Midland Loan Services, a Division of PNC Bank, National Association,
        as Primary Servicer of the Bronx Terminal Market Mortgage Loan
        (see Exhibit 34.1)

34.7	Midland Loan Services, a Division of PNC Bank, National Association,
        as Special Servicer of the Bronx Terminal Market Mortgage Loan
        (see Exhibit 34.1)

34.8	Deutsche Bank Trust Company Americas, as Certificate Administrator and
        Custodian of the Bronx Terminal Market Mortgage Loan
        (see Exhibit 34.3)

34.9	Park Bridge Lender Services LLC, as Operating Advisor of the Bronx
        Terminal Market Mortgage Loan (see Exhibit 34.4)

34.10	Midland Loan Services, a Division of PNC Bank, National Association,
        as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (see Exhibit 34.1)

34.11	KeyBank National Association, as Primary Servicer (other than with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan

34.12	Midland Loan Services, a Division of PNC Bank, National Association,
        as Special Servicer of the 25 Broadway Mortgage Loan
        (see Exhibit 34.1)

34.13	Deutsche Bank Trust Company Americas, as Certificate Administrator and
        Custodian of the 25 Broadway Mortgage Loan (see Exhibit 34.3)

34.14	Park Bridge Lender Services LLC, as Operating Advisor of the 25
        Broadway Mortgage Loan (see Exhibit 34.4)


35      Servicer compliance statements.

35.1	Midland Loan Services, a Division of PNC Bank, National Association,
        as Master Servicer

35.2	Midland Loan Services, a Division of PNC Bank, National Association,
        as Special Servicer (see Exhibit 35.1)

35.3	Deutsche Bank Trust Company Americas, as Certificate Administrator

35.4	Berkeley Point Capital LLC, as Primary Servicer

35.5	Midland Loan Services, a Division of PNC Bank, National Association,
        as Primary Servicer of the Bronx Terminal Market Mortgage Loan
        (see Exhibit 35.1)

35.6	Midland Loan Services, a Division of PNC Bank, National Association,
        as Special Servicer of the Bronx Terminal Market Mortgage Loan
        (see Exhibit 35.1)

35.7	Deutsche Bank Trust Company Americas, as Certificate Administrator of
        the Bronx Terminal Market Mortgage Loan (see Exhibit 35.3)

35.8	Midland Loan Services, a Division of PNC Bank, National Association,
        as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (see Exhibit 35.1)

35.9	KeyBank National Association, as Primary Servicer (other than with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan

35.10	Midland Loan Services, a Division of PNC Bank, National Association,
        as Special Servicer of the 25 Broadway Mortgage Loan
        (see Exhibit 35.1)

35.11	Deutsche Bank Trust Company Americas, as Certificate Administrator of
        the 25 Broadway Mortgage Loan (see Exhibit 35.3)


99.1	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between
        Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)

99.2	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between
        Deutsche Mortgage & Asset Receiving Corporation and Cantor
        Commercial Real Estate Lending, L.P. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)

99.3	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between
        Deutsche Mortgage & Asset Receiving Corporation and Jefferies LoanCore LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)

99.4	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between
        Deutsche Mortgage & Asset Receiving Corporation and General Electric Capital Corporation (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)

99.5 	Primary Servicing Agreement, dated as of May 1, 2014, between
        Midland Loan Services, a Division of PNC Bank, National Association and KeyBank National Association (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)

99.6 	Subservicing Agreement, dated as of May 1, 2014, between Midland Loan
        Services, a Division of PNC Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on February 5, 2015 under Commission File No. 333-193376-05 and incorporated by reference herein)

(b)     The exhibits required to be filed by the Registrant pursuant to
        Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)     Not Applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deutsche Mortgage & Asset Receiving Corporation
(Depositor)

/s/ Helaine M. Kaplan
Helaine M. Kaplan, President
(senior officer in charge of securitization of the depositor)

Date: March 22, 2016


/s/ Matt Smith
Matt Smith, Director

Date: March 22, 2016



EXHIBIT INDEX

Exhibit No.

4	Pooling and Servicing Agreement, dated as of May 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit
        4 to the registrant's Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein).


31      Rule 13a-14(d)/15d-14(d) Certifications.


33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Midland Loan Services, a Division of PNC Bank, National Association,
        as Master Servicer

33.2	Midland Loan Services, a Division of PNC Bank, National Association,
        as Special Servicer (see Exhibit 33.1)

33.3	Deutsche Bank Trust Company Americas, as Certificate Administrator and
        Custodian

33.4	Park Bridge Lender Services LLC, as Operating Advisor

33.5	Berkeley Point Capital LLC, as Primary Servicer

33.6	Midland Loan Services, a Division of PNC Bank, National Association,
        as Primary Servicer of the Bronx Terminal Market Mortgage Loan
        (see Exhibit 33.1)

33.7	Midland Loan Services, a Division of PNC Bank, National Association,
        as Special Servicer of the Bronx Terminal Market Mortgage Loan
        (see Exhibit 33.1)

33.8	Deutsche Bank Trust Company Americas, as Certificate Administrator and
        Custodian of the Bronx Terminal Market Mortgage Loan
        (see Exhibit 33.3)

33.9	Park Bridge Lender Services LLC, as Operating Advisor of the Bronx
        Terminal Market Mortgage Loan (see Exhibit 33.4)

33.10	Midland Loan Services, a Division of PNC Bank, National Association,
        as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (see Exhibit 33.1)

33.11	KeyBank National Association, as Primary Servicer (other than with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan

33.12	Midland Loan Services, a Division of PNC Bank, National Association,
        as Special Servicer of the 25 Broadway Mortgage Loan
        (see Exhibit 33.1)

33.13	Deutsche Bank Trust Company Americas, as Certificate Administrator and
        Custodian of the 25 Broadway Mortgage Loan (see Exhibit 33.3)

33.14	Park Bridge Lender Services LLC, as Operating Advisor of the 25
        Broadway Mortgage Loan (see Exhibit 33.4)


34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Midland Loan Services, a Division of PNC Bank, National Association,
        as Master Servicer

34.2	Midland Loan Services, a Division of PNC Bank, National Association,
        as Special Servicer (see Exhibit 34.1)

34.3	Deutsche Bank Trust Company Americas, as Certificate Administrator and
        Custodian

34.4	Park Bridge Lender Services LLC, as Operating Advisor

34.5	Berkeley Point Capital LLC, as Primary Servicer

34.6	Midland Loan Services, a Division of PNC Bank, National Association,
        as Primary Servicer of the Bronx Terminal Market Mortgage Loan
        (see Exhibit 34.1)

34.7	Midland Loan Services, a Division of PNC Bank, National Association,
        as Special Servicer of the Bronx Terminal Market Mortgage Loan
        (see Exhibit 34.1)

34.8	Deutsche Bank Trust Company Americas, as Certificate Administrator and
        Custodian of the Bronx Terminal Market Mortgage Loan
        (see Exhibit 34.3)

34.9	Park Bridge Lender Services LLC, as Operating Advisor of the Bronx
        Terminal Market Mortgage Loan (see Exhibit 34.4)

34.10	Midland Loan Services, a Division of PNC Bank, National Association,
        as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (see Exhibit 34.1)

34.11	KeyBank National Association, as Primary Servicer (other than with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan

34.12	Midland Loan Services, a Division of PNC Bank, National Association,
        as Special Servicer of the 25 Broadway Mortgage Loan
        (see Exhibit 34.1)

34.13	Deutsche Bank Trust Company Americas, as Certificate Administrator and
        Custodian of the 25 Broadway Mortgage Loan (see Exhibit 34.3)

34.14	Park Bridge Lender Services LLC, as Operating Advisor of the 25
        Broadway Mortgage Loan (see Exhibit 34.4)


35      Servicer compliance statements.

35.1	Midland Loan Services, a Division of PNC Bank, National Association,
        as Master Servicer

35.2	Midland Loan Services, a Division of PNC Bank, National Association,
        as Special Servicer (see Exhibit 35.1)

35.3	Deutsche Bank Trust Company Americas, as Certificate Administrator

35.4	Berkeley Point Capital LLC, as Primary Servicer

35.5	Midland Loan Services, a Division of PNC Bank, National Association,
        as Primary Servicer of the Bronx Terminal Market Mortgage Loan
        (see Exhibit 35.1)

35.6	Midland Loan Services, a Division of PNC Bank, National Association,
        as Special Servicer of the Bronx Terminal Market Mortgage Loan
        (see Exhibit 35.1)

35.7	Deutsche Bank Trust Company Americas, as Certificate Administrator of
        the Bronx Terminal Market Mortgage Loan (see Exhibit 35.3)

35.8	Midland Loan Services, a Division of PNC Bank, National Association,
        as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (see Exhibit 35.1)

35.9	KeyBank National Association, as Primary Servicer (other than with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan

35.10	Midland Loan Services, a Division of PNC Bank, National Association,
        as Special Servicer of the 25 Broadway Mortgage Loan
        (see Exhibit 35.1)

35.11	Deutsche Bank Trust Company Americas, as Certificate Administrator of
        the 25 Broadway Mortgage Loan (see Exhibit 35.3)


99.1	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between
        Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)

99.2	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between
        Deutsche Mortgage & Asset Receiving Corporation and Cantor
        Commercial Real Estate Lending, L.P. (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)

99.3	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between
        Deutsche Mortgage & Asset Receiving Corporation and Jefferies LoanCore LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)

99.4	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between
        Deutsche Mortgage & Asset Receiving Corporation and General Electric Capital Corporation (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)

99.5 	Primary Servicing Agreement, dated as of May 1, 2014, between
        Midland Loan Services, a Division of PNC Bank, National Association and KeyBank National Association (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)

99.6 	Subservicing Agreement, dated as of May 1, 2014, between Midland Loan
        Services, a Division of PNC Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on February 5, 2015 under Commission File No. 333-193376-05 and incorporated by reference herein)