Form 10-K/A
period 2017-12-31
COMM 2014-CCRE17 Mortgage Trust
filed 2018-06-22
CIK 1603669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the "Amendment") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the "Commission") on March 20, 2018 (the "Original 10-K") is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.6 as a replacement of the report on assessment of compliance statement with servicing criteria filed as Exhibit 33.6 to the Original 10-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4	Pooling and Servicing Agreement, dated as of May 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein).
31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
33.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
33.3	U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)
33.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
33.5	Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
33.6	Berkeley Point Capital LLC, as Primary Servicer
33.7	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bronx Terminal Market Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
33.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bronx Terminal Market Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
33.9	U.S. Bank National Association, as Trustee of the Bronx Terminal Market Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
33.10	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Bronx Terminal Market Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
33.11	Park Bridge Lender Services LLC, as Operating Advisor of the Bronx Terminal Market Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
33.12	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
33.13	KeyBank National Association, as Primary Servicer (other than with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (filed as Exhibit 33.13 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
33.14	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 25 Broadway Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
33.15	U.S. Bank National Association, as Trustee of the 25 Broadway Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
33.16	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 25 Broadway Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
33.17	Park Bridge Lender Services LLC, as Operating Advisor of the 25 Broadway Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
34.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
34.3	U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)
34.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
34.5	Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
34.6	Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
34.7	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bronx Terminal Market Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
34.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bronx Terminal Market Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
34.9	U.S. Bank National Association, as Trustee of the Bronx Terminal Market Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
34.10	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Bronx Terminal Market Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
34.11	Park Bridge Lender Services LLC, as Operating Advisor of the Bronx Terminal Market Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
34.12	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
34.13	KeyBank National Association, as Primary Servicer (other than with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (filed as Exhibit 34.13 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
34.14	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 25 Broadway Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
34.15	U.S. Bank National Association, as Trustee of the 25 Broadway Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
34.16	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the 25 Broadway Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
34.17	Park Bridge Lender Services LLC, as Operating Advisor of the 25 Broadway Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
35	Servicer compliance statements.
35.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
35.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
35.3	Deutsche Bank Trust Company Americas, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
35.4	Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
35.5	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bronx Terminal Market Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
35.6	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bronx Terminal Market Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
35.7	Deutsche Bank Trust Company Americas, as Certificate Administrator of the Bronx Terminal Market Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
35.8	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
35.9	KeyBank National Association, as Primary Servicer (other than with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (filed as Exhibit 35.9 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
35.10	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 25 Broadway Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)
35.11	Deutsche Bank Trust Company Americas, as Certificate Administrator of the 25 Broadway Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-05 and incorporated by reference herein)

99.1	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between German American Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.2	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between Cantor Commercial Real Estate Lending, L.P. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.3	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between Jefferies LoanCore LLC and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.4	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between General Electric Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.5	Primary Servicing Agreement, dated as of May 1, 2014, between Midland Loan Services, a Division of PNC Bank, National Association and KeyBank National Association (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.6	Subservicing Agreement, dated as of May 1, 2014, between Midland Loan Services, a Division of PNC Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on February 5, 2015 under Commission File No. 333-193376-05 and incorporated by reference herein)

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

Date: June 22, 2018

/s/ Natalie Grainger

Natalie Grainger, Director

Date: June 22, 2018