Form 10-K
period 2019-12-31
COMM 2014-CCRE17 Mortgage Trust
filed 2020-03-23
CIK 1603669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Central Index Key Number of the sponsor: 0001660492

GE Capital US Holdings, Inc.

(exact name of the sponsor as specified in its charter)

(successor in interest to certain obligations of General Electric Capital Corporation)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	46-5624264 46-5637581 46-7508878 (I.R.S. Employer Identification Numbers)

c/o Deutsche Bank Trust Company Americas

as Certificate Administrator

1761 East St. Andrew Place

Santa Ana, CA

(Address of principal executive offices of the issuing entity)

92705

(Zip Code)

Registrant’s telephone number, including area code:

(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

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

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Bronx Terminal Market Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on May 13, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $30,328,914.00 for the twelve- month period ended December 31, 2019.

The 25 Broadway Mortgage Loan (Loan Number 2 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on May 13, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $20,366,093.00 for the twelve- month period ended December 31, 2019.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as certificate administrator and as custodian.

Deutsche Bank Trust Company Americas ("DBTCA") and Deutsche Bank National Trust Company ("DBNTC") have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed an action against DBNTC and DBTCA in New York State Supreme Court alleging that DBNTC and DBTCA failed to perform purported duties, as trustees for 544 private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts. During the course of the litigation, plaintiffs dismissed the case from New York State Supreme Court and refiled two separate cases, one in the U.S. District Court for the Southern District of New York (the "BlackRock SDNY Case") and the other in the Superior Court of California, Orange County (the "BlackRock California Case"). Pursuant to a settlement among the parties, the BlackRock SDNY Case was dismissed on December 6, 2018 and the BlackRock California Case was dismissed on January 11, 2019.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs' third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 ("TIA"); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York's Streit Act; and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs' TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs' breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of "hundreds of millions of dollars." On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment. As of March 1, 2020, both motions for summary judgment have been briefed and are awaiting decision by the court.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG ("Commerzbank") in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for 1 of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank's second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank's TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer "hundreds of millions of dollars in losses," but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment. As of March 1, 2020, both motions for summary judgment have been briefed and are awaiting decision by the court.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, "IKB"), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts. As of March 1, 2020, DBNTC and DBTCA's motion to dismiss has been briefed and is awaiting decision by the court.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association ("Midland") discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): "Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements". The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below. (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward. Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control. (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland's Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year. Errors relating to certain Schedule AL Files during 2019 were identified during the related audit. Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4	Pooling and Servicing Agreement, dated as of May 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein).
31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.1)
33.3	U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian
33.5	Park Bridge Lender Services LLC, as Operating Advisor
33.6	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer
33.7	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 33.1)
33.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 33.1)
33.9	U.S. Bank National Association, as Trustee of the Bronx Terminal Market Mortgage Loan (Omitted. See Explanatory Notes.)
33.10	Deutsche Bank Trust Company Americas, as Custodian of the Bronx Terminal Market Mortgage Loan (See Exhbit 33.4)
33.11	Park Bridge Lender Services LLC, as Operating Advisor of the Bronx Terminal Market Mortgage Loan (see Exhibit 33.5)
33.12	KeyBank National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan
33.13	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (see Exhibit 33.1)
33.14	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 25 Broadway Mortgage Loan (see Exhibit 33.1)
33.15	U.S. Bank National Association, as Trustee of the 25 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)
33.16	Deutsche Bank Trust Company Americas, as Custodian of the 25 Broadway Mortgage Loan (see Exhibit 33.4)
33.17	Park Bridge Lender Services LLC, as Operating Advisor of the 25 Broadway Mortgage Loan (see Exhibit 33.5)
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.1)
34.3	U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian
34.5	Park Bridge Lender Services LLC, as Operating Advisor
34.6	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer
34.7	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 34.1)
34.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 34.1)
34.9	U.S. Bank National Association, as Trustee of the Bronx Terminal Market Mortgage Loan (Omitted. See Explanatory Notes.)
34.10	Deutsche Bank Trust Company Americas, as Custodian of the Bronx Terminal Market Mortgage Loan (See Exhbit 34.4)
34.11	Park Bridge Lender Services LLC, as Operating Advisor of the Bronx Terminal Market Mortgage Loan (see Exhibit 34.5)
34.12	KeyBank National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan
34.13	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (see Exhibit 34.1)
34.14	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 25 Broadway Mortgage Loan (see Exhibit 34.1)
34.15	U.S. Bank National Association, as Trustee of the 25 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)
34.16	Deutsche Bank Trust Company Americas, as Custodian of the 25 Broadway Mortgage Loan (see Exhibit 34.4)
34.17	Park Bridge Lender Services LLC, as Operating Advisor of the 25 Broadway Mortgage Loan (see Exhibit 34.5)
35	Servicer compliance statements.
35.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.1)
35.3	Deutsche Bank Trust Company Americas, as Certificate Administrator
35.4	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer
35.5	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 35.1)
35.6	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 35.1)
35.7	KeyBank National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan
35.8	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (see Exhibit 35.1)
35.9	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 25 Broadway Mortgage Loan (see Exhibit 35.1)
99.1	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between German American Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.2	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between Cantor Commercial Real Estate Lending, L.P. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.3	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between Jefferies LoanCore LLC and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.4	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between General Electric Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.5	Primary Servicing Agreement, dated as of May 1, 2014, between Midland Loan Services, a Division of PNC Bank, National Association and KeyBank National Association (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.6	Subservicing Agreement, dated as of May 1, 2014, between Midland Loan Services, a Division of PNC Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on February 5, 2015 under Commission File No. 333-193376-05 and incorporated by reference herein)
(b)	The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.
(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deutsche Mortgage & Asset Receiving Corporation
(Depositor)

/s/ Helaine M. Kaplan

Helaine M. Kaplan, President

(senior officer in charge of securitization of the depositor)

Date: March 23, 2020

/s/Natalie Grainger

Natalie Grainger, Director

Date: March 23, 2020