Form 10-K
period 2021-12-31
COMM 2014-CCRE17 Mortgage Trust
filed 2022-03-18
CIK 1603669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Berkeley Point Capital LLC d/b/a Newmark is an affiliate of Cantor Commercial Real Estate Lending L.P., one of the sponsors.  Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Berkeley Point Capital LLC d/b/a Newmark pursuant to Item 1123.  Because Berkeley Point Capital LLC d/b/a Newmark is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB.  As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Berkeley Point Capital LLC d/b/a Newmark under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

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

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Bronx Terminal Market Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on May 13, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $31,063,901 for the twelve- month period ended December 31, 2021.

The 25 Broadway Mortgage Loan (Loan Number 2 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on May 13, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $27,171,083 for the twelve- month period ended December 31, 2021.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian.

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

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage-backed securities (“RMBS”) trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed an action against DBNTC and DBTCA in New York State Supreme Court alleging that DBNTC and DBTCA failed to perform purported duties, as trustees for 544 private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts. During the course of the litigation, plaintiffs dismissed the case from New York State Supreme Court and refiled two separate cases, one in the U.S. District Court for the Southern District of New York (the “BlackRock SDNY Case”) and the other in the Superior Court of California, Orange County (the “BlackRock California Case”). Pursuant to a settlement among the parties, the BlackRock SDNY Case was dismissed on December 6, 2018, and the BlackRock California Case was dismissed on January 11, 2019.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of “hundreds of millions of dollars.” On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment. On October 27, 2021, DBNTC and DBTCA filed a supplemental motion for summary judgment relating to plaintiffs’ standing. On February 8, 2022, the court issued an order in which it granted DBNTC and DBTCA’s supplemental motion for summary judgment, granted in part DBNTC and DBTCA’s initial motion for summary judgment, and denied plaintiffs’ motion for partial summary judgment. As a result of that order, all of plaintiffs’ claims were dismissed with prejudice.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for 1 of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment. On February 8, 2022, the court issued an order in which it granted in part DBNTC and DBTCA’s motion for summary judgment and denied plaintiffs’ motion for partial summary judgment. As a result of that order, many of plaintiffs’ claims and theories were dismissed with prejudice. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed. On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss. That appeal has been fully briefed. On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order. That appeal is being briefed. On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021. On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint. On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts. On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust. Discovery is ongoing.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4	Pooling and Servicing Agreement, dated as of May 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein).
31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.1)
33.3	U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian
33.5	Park Bridge Lender Services LLC, as Operating Advisor
33.6	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer
33.7	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 33.1)
33.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 33.1)
33.9	U.S. Bank National Association, as Trustee of the Bronx Terminal Market Mortgage Loan (Omitted. See Explanatory Notes.)
33.10	Deutsche Bank Trust Company Americas, as Custodian of the Bronx Terminal Market Mortgage Loan (see Exhibit 33.4)
33.11	Park Bridge Lender Services LLC, as Operating Advisor of the Bronx Terminal Market Mortgage Loan (see Exhibit 33.5)
33.12	KeyBank National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan
33.13	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (see Exhibit 33.1)
33.14	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 25 Broadway Mortgage Loan (see Exhibit 33.1)
33.15	U.S. Bank National Association, as Trustee of the 25 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)
33.16	Deutsche Bank Trust Company Americas, as Custodian of the 25 Broadway Mortgage Loan (see Exhibit 33.4)
33.17	Park Bridge Lender Services LLC, as Operating Advisor of the 25 Broadway Mortgage Loan (see Exhibit 33.5)
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.2)
34.3	U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian
34.5	Park Bridge Lender Services LLC, as Operating Advisor
34.6	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer
34.7	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 34.1)
34.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 34.1)
34.9	U.S. Bank National Association, as Trustee of the Bronx Terminal Market Mortgage Loan (Omitted. See Explanatory Notes.)
34.10	Deutsche Bank Trust Company Americas, as Custodian of the Bronx Terminal Market Mortgage Loan (see Exhibit 34.4)
34.11	Park Bridge Lender Services LLC, as Operating Advisor of the Bronx Terminal Market Mortgage Loan (see Exhibit 34.5)
34.12	KeyBank National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan
34.13	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (see Exhibit 34.1)
34.14	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 25 Broadway Mortgage Loan (see Exhibit 34.1)
34.15	U.S. Bank National Association, as Trustee of the 25 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)
34.16	Deutsche Bank Trust Company Americas, as Custodian of the 25 Broadway Mortgage Loan (see Exhibit 34.4)
34.17	Park Bridge Lender Services LLC, as Operating Advisor of the 25 Broadway Mortgage Loan (see Exhibit 34.5)
35	Servicer compliance statements.
35.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.1)
35.3	Deutsche Bank Trust Company Americas, as Certificate Administrator
35.4	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer
35.5	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 35.1)
35.6	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 35.1)
35.7	KeyBank National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan
35.8	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (see Exhibit 35.1)
35.9	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 25 Broadway Mortgage Loan (see Exhibit 35.1)
99.1	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between German American Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.2	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between Cantor Commercial Real Estate Lending, L.P. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.3	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between Jefferies LoanCore LLC and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.4	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between General Electric Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.5	Primary Servicing Agreement, dated as of May 1, 2014, between Midland Loan Services, a Division of PNC Bank, National Association and KeyBank National Association (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.6	Subservicing Agreement, dated as of May 1, 2014, between Midland Loan Services, a Division of PNC Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on February 5, 2015 under Commission File No. 333-193376-05 and incorporated by reference herein)

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

Date: March 17, 2022

/s/ Matt Smith

Matt Smith, Director

Date: March 17, 2022