Form 10-K
period 2023-12-31
COMM 2014-CCRE17 Mortgage Trust
filed 2024-03-28
CIK 1603669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑No

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

Item 1C.  Cybersecurity.

Omitted.

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

Item 14. Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Bronx Terminal Market Mortgage Loan (Loan Number 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on May 13, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $30,887,502 for the twelve- month period ended December 31, 2023.

The 25 Broadway Mortgage Loan (Loan Number 2 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on May 13, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $20,926,410 for the twelve- month period ended December 31, 2023.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank Trust Company, National Association, as trustee, and Deutsche Bank Trust Company Americas, as certificate administrator and as custodian.

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

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of “hundreds of millions of dollars.” On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment. On October 27, 2021, DBNTC and DBTCA filed a supplemental motion for summary judgment relating to plaintiffs’ standing. On February 8, 2022, the court issued an order in which it granted DBNTC and DBTCA’s supplemental motion for summary judgment, granted in part DBNTC and DBTCA’s initial motion for summary judgment, and denied plaintiffs’ motion for partial summary judgment. As a result of that order, all of plaintiffs’ claims were dismissed with prejudice. On April 26, 2023, the United States Court of Appeals for the Second Circuit affirmed the court’s summary judgment order.

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

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed. On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss. On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order. On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss. After DBNTC and DBTCA appealed the First Department’s decision, on June 15, 2023, the New York Court of Appeals reversed the First Department’s decision in part, dismissing certain additional contract claims, as well as IKB’s claims for breach of fiduciary duty and breach of duty to avoid conflicts of interest. On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021. On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint. On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts. On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust. On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue, including all claims as to 5 trusts. On February 28, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to two trusts, leaving 15 trusts at issue. On November 21, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to three trusts, leaving 12 trusts at issue. Discovery is ongoing.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4	Pooling and Servicing Agreement, dated as of May 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein).
31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.1)
33.3	U.S. Bank Trust Company, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian
33.5	Park Bridge Lender Services LLC, as Operating Advisor
33.6	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer
33.7	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 33.1)
33.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 33.1)
33.9	U.S. Bank Trust Company, National Association, as Trustee of the Bronx Terminal Market Mortgage Loan (Omitted. See Explanatory Notes.)
33.10	Deutsche Bank Trust Company Americas, as Custodian of the Bronx Terminal Market Mortgage Loan (see Exhibit 33.4)
33.11	Park Bridge Lender Services LLC, as Operating Advisor of the Bronx Terminal Market Mortgage Loan (see Exhibit 33.5)
33.12	KeyBank National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan
33.13	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (see Exhibit 33.1)
33.14	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 25 Broadway Mortgage Loan (see Exhibit 33.1)
33.15	U.S. Bank Trust Company, National Association, as Trustee of the 25 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)
33.16	Deutsche Bank Trust Company Americas, as Custodian of the 25 Broadway Mortgage Loan (see Exhibit 33.4)
33.17	Park Bridge Lender Services LLC, as Operating Advisor of the 25 Broadway Mortgage Loan (see Exhibit 33.5)
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.1)
34.3	U.S. Bank Trust Company, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian
34.5	Park Bridge Lender Services LLC, as Operating Advisor
34.6	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer
34.7	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 34.1)
34.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 34.1)
34.9	U.S. Bank Trust Company, National Association, as Trustee of the Bronx Terminal Market Mortgage Loan (Omitted. See Explanatory Notes.)
34.10	Deutsche Bank Trust Company Americas, as Custodian of the Bronx Terminal Market Mortgage Loan (see Exhibit 34.4)
34.11	Park Bridge Lender Services LLC, as Operating Advisor of the Bronx Terminal Market Mortgage Loan (see Exhibit 34.5)
34.12	KeyBank National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan
34.13	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (see Exhibit 34.1)
34.14	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 25 Broadway Mortgage Loan (see Exhibit 34.1)
34.15	U.S. Bank Trust Company, National Association, as Trustee of the 25 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)
34.16	Deutsche Bank Trust Company Americas, as Custodian of the 25 Broadway Mortgage Loan (see Exhibit 34.4)
34.17	Park Bridge Lender Services LLC, as Operating Advisor of the 25 Broadway Mortgage Loan (see Exhibit 34.5)
35	Servicer compliance statements.
35.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.1)
35.3	Deutsche Bank Trust Company Americas, as Certificate Administrator
35.4	Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer
35.5	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 35.1)
35.6	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 35.1)
35.7	KeyBank National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan
35.8	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (see Exhibit 35.1)
35.9	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 25 Broadway Mortgage Loan (see Exhibit 35.1)
99.1	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between German American Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.2	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between Cantor Commercial Real Estate Lending, L.P. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.3	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between Jefferies LoanCore LLC and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.4	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between General Electric Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.5	Primary Servicing Agreement, dated as of May 1, 2014, between Midland Loan Services, a Division of PNC Bank, National Association and KeyBank National Association (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.6	Subservicing Agreement, dated as of May 1, 2014, between Midland Loan Services, a Division of PNC Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on February 5, 2015 under Commission File No. 333-193376-05 and incorporated by reference herein)

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

Date: March 28, 2024

/s/ Matt Smith

Matt Smith, Director

Date: March 28, 2024