Form 10-K
period 2024-12-31
COMM 2014-CCRE17 Mortgage Trust
filed 2025-03-20
CIK 1603669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

Item 14. Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Bronx Terminal Market Mortgage Loan, which represents 10% or more of the pool assets held by the issuing entity as of its cut off date, is no longer a pool asset.

The 25 Broadway Mortgage Loan (Loan Number 2 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on May 13, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $10,425,506 for the twelve- month period ended December 31, 2024.

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

In 2014 and 2015, several investors sued several trustees of residential mortgage-backed securities (“RMBS”) trusts, including Deutsche Bank Trust Company Americas (“DBTCA”), concerning the trustees’ administration of RMBS trusts. These cases generally alleged that the RMBS trustees failed to perform purported duties, as trustees for private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts. Investors have sued DBTCA in six of these cases. DBTCA has settled two cases brought by funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P. and others; and obtained summary judgment in one case, brought by certain special purpose entities including Phoenix Light SF Limited. In addition, the two cases described below remain active.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that Deutsche Bank National Trust Company (“DBNTC”) served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for 1 of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank’s second amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence; violation of the New York Streit Act (“Streit Act”); and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment. On February 8, 2022, the court issued an order in which it granted in part DBNTC and DBTCA’s motion for summary judgment and denied plaintiffs’ motion for partial summary judgment. As a result of that order, many of plaintiffs’ claims and theories were dismissed with prejudice. On September 26, 2024, DBNTC and DBTCA filed a motion for summary judgment, which has been fully briefed.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed. On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss. On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order. On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss. After DBNTC and DBTCA appealed the First Department’s decision, on June 15, 2023, the New York Court of Appeals reversed the First Department’s decision in part, dismissing certain additional contract claims, as well as IKB’s claims for breach of fiduciary duty and breach of duty to avoid conflicts of interest. On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021. On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint. On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts. On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust. On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue, including all claims as to 5 trusts. On February 28, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to two trusts, leaving 15 trusts at issue. On November 21, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to three trusts, leaving 12 trusts at issue. On November 14, 2024, DBNTC and DBTCA filed a motion for summary judgment. Also on November 14, 2024, IKB filed a motion for partial summary judgment. Those motions are being briefed.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s current evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on May 13, 2014 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Date: March 20, 2025

/s/ Matt Smith

Matt Smith, Director

Date: March 20, 2025