Form 10-K
period 2025-12-31
COMM 2014-CCRE17 Mortgage Trust
filed 2026-03-20
CIK 1603669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Not applicable.

EXPLANATORY NOTES

The 25 Broadway Mortgage Loan, which constituted approximately 10.9% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the 25 Broadway Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the 25 Broadway Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K. The Bronx Terminal Market Mortgage Loan, previously an asset of the issuing entity being serviced under the Pooling and Servicing Agreement, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Item 14. Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The 25 Broadway Mortgage Loan (Loan Number 2 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on May 13, 2014 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $20,464,588.00 for the twelve- month period ended December 31, 2025.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as certificate administrator and custodian, and U.S. Bank Trust Company, National Association, as trustee.

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

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed. On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss. On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order. On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss. After DBNTC and DBTCA appealed the First Department’s decision, on June 15, 2023, the New York Court of Appeals reversed the First Department’s decision in part, dismissing certain additional contract claims, as well as IKB’s claims for breach of fiduciary duty and breach of duty to avoid conflicts of interest. On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021. On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint. On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts. On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust. On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue, including all claims as to 5 trusts. On February 28, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to two trusts, leaving 15 trusts at issue. On November 21, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to three trusts, leaving 12 trusts at issue. On November 14, 2024, DBNTC and DBTCA filed a motion for summary judgment. Also on November 14, 2024, IKB filed a motion for partial summary judgment. On August 11, 2025, the court granted in part and denied in part certain aspects of both motions. On October 20, 2025, the court resolved the remainder of both motions and dismissed certain additional claims. All parties have filed notices of appeal with respect to certain aspects of the court’s summary judgment orders.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s current evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the applicable servicing agreement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4	Pooling and Servicing Agreement, dated as of May 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, U.S. Bank National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein).
31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
33.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.1)
33.3	U.S. Bank Trust Company, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian
33.5	Park Bridge Lender Services LLC, as Operating Advisor
33.6	KeyBank National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan
33.7	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (see Exhibit 33.1)
33.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 25 Broadway Mortgage Loan (see Exhibit 33.1)
33.9	U.S. Bank Trust Company, National Association, as Trustee of the 25 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)
33.10	Deutsche Bank Trust Company Americas, as Custodian of the 25 Broadway Mortgage Loan (see Exhibit 33.4)
33.11	Park Bridge Lender Services LLC, as Operating Advisor of the 25 Broadway Mortgage Loan (see Exhibit 33.5)
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
34.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.1)
34.3	U.S. Bank Trust Company, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian
34.5	Park Bridge Lender Services LLC, as Operating Advisor
34.6	KeyBank National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan
34.7	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (see Exhibit 34.1)
34.8	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 25 Broadway Mortgage Loan (see Exhibit 34.1)
34.9	U.S. Bank Trust Company, National Association, as Trustee of the 25 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)
34.10	Deutsche Bank Trust Company Americas, as Custodian of the 25 Broadway Mortgage Loan (see Exhibit 34.4)
34.11	Park Bridge Lender Services LLC, as Operating Advisor of the 25 Broadway Mortgage Loan (see Exhibit 34.5)
35	Servicer compliance statements.
35.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.1)
35.3	Deutsche Bank Trust Company Americas, as Certificate Administrator
35.4	KeyBank National Association, as Primary Servicer (except with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan
35.5	Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (with respect to the obligation to make property protection and mortgage payment advances) of the 25 Broadway Mortgage Loan (see Exhibit 35.1)
35.6	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 25 Broadway Mortgage Loan (see Exhibit 35.1)
99.1	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between German American Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.2	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between Cantor Commercial Real Estate Lending, L.P. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.3	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between Jefferies LoanCore LLC and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.4	Mortgage Loan Purchase Agreement, dated as of May 13, 2014, between General Electric Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)
99.5	Primary Servicing Agreement, dated as of May 1, 2014, between Midland Loan Services, a Division of PNC Bank, National Association and KeyBank National Association (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on May 13, 2014 under Commission File No. 333-193376-05 and incorporated by reference herein)

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

Date: March 20, 2026

/s/ Matt Smith

Matt Smith, Director

Date: March 20, 2026